Form 10-Q
period 1995-03-31
EVERGREEN HEALTHCARE INC
filed 1995-05-15
CIK 810306

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

                                    or

   [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from           to

                     Commission File Number 0-15485

                        Evergreen Healthcare, Inc.
          (Exact name of registrant as specified in its charter)

                Georgia                 75-2155338
     (State or other jurisdiction     (I.R.S. Employer
  of incorporation or organization)    identification No.)

11350 N. Meridian St., Suite 200, Carmel, Indiana        46032
     (Address of principal executive offices)         (Zip Code)

                           (317)  580-8585
           (Registrant's telephone number, including area code)


                        Not applicable
 (Former name, former address and former fiscal year,
                  if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X No

              APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of May 8, 1995, there were 12,481,040 shares of the Registrant's Common Stock outstanding

PART I FINANCIAL INFORMATION

Item 1.  Financial Information

EVERGREEN HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)

                                  March 31,    June 30,
             ASSETS                  1995        1994
                                    -----       -----
                                  (unaudited)
Current assets:
Cash and cash equivalents.......$     4,982 $     6,374
Accounts receivable, net........     26,643      18,377
Other current assets............      4,049       3,906
                                    -------     -------
Total current assets............     35,674      28,657
Property and equipment, net.....     67,434      56,663
Lease contract rights, net......      6,618       6,734
Other assets....................     18,884      13,138
                                    -------     -------
Total assets....................$   128,610 $   105,192
                                    =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of
long-term debt                  $     5,670 $     1,936
Accounts payable
 and accrued compensation.......     13,340      14,405
Other accrued liabilities.......      5,886       6,617
Income taxes....................      1,682       2,159
                                    -------     -------
Total current liabilities.......     26,578      25,117
Long-term debt, less
 current maturities                  42,554      27,488
Other long-term liabilities.....      2,122       2,087
                                    -------     -------
Total liabilities...............     71,254      54,692
Minority interest...............        179       1,130
Stockholders' equity:
Special stock...................          -           -
Common stock....................        125         125
Additional paid-in capital......     43,623      43,617
Retained earnings...............     13,429       5,628
                                    -------     -------
Total stockholders' equity......     57,177      49,370
                                    -------     -------
Total liabilities and
 stockholders' equity           $   128,610 $   105,192
                                    =======     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERGREEN HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands, except per share amounts)
(Unaudited)



                                 Three Months Ended      Nine Months Ended
                                     March 31,                March 31,
                                  ----------------        ----------------
                                     1995        1994        1995        1994
                                    -----       -----       -----       -----
Operating revenue:
Patient/resident service, net...$    46,961 $    35,405 $   136,608 $   102,409
Management and accounting fees..        250         326       1,513       1,357
Other...........................        419         275         992         743
                                    -------     -------     -------     -------
Operating revenue...............     47,630      36,006     139,113     104,509

Operating expenses:
Property operations.............     34,908      25,902     101,277      75,686
Lease...........................      4,335       4,171      12,924      11,875
General and administrative......      2,489       2,833       8,355       8,330
Depreciation and amortization...      1,530         680       4,165       2,029
                                    -------     -------     -------     -------
Operating expenses..............     43,262      33,586     126,721      97,920
                                    -------     -------     -------     -------
Operating income................      4,368       2,420      12,392       6,589

Other income (expense):
Gain on sale of investment......      -               -       1,561           -
Interest income.................         90          18         238         111
Interest expense................       (861)       (206)     (1,758)       (581)
                                    -------     -------     -------     -------
Other income (expense), net.....       (771)       (188)         41        (470)
                                    -------     -------     -------     -------
Income before income taxes
 and minority interest..........      3,597       2,232      12,433       6,119
Income tax expense .............      1,482         814       5,030       2,759
                                    -------     -------     -------     -------

Income before minority interest.      2,115       1,418       7,403       3,360

Minority interest ..............        253          29         398          37
                                    -------     -------     -------     -------
Net income .....................$     2,368 $     1,447 $     7,801 $     3,397
                                    =======     =======     =======     =======

Net income per share............$      0.19 $      0.15 $      0.63 $      0.37
                                    =======     =======     =======     =======
Weighted averages
 shares outstanding                  12,481       9,256      12,481       9,256
                                    =======     =======     =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

EVERGREEN HEALTHCARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

                                                  Nine Months Ended March 31,
                                                        1995        1994
                                                        -----       -----


Cash flows from operating activities:
Net income .....................                  $     7,801 $     3,397
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
Depreciation and amortization...                        4,165       2,029
Deferred income taxes...........                          292       1,870
Gain on sale of investment......                       (1,561)          -
Change in assets and liabilities
Accounts receivable.............                       (7,613)     (1,724)
Other current assets............                           45          16
Accounts payable
 and accrued compensation.......                       (1,065)      2,399
Other accrued liabilities.......                       (1,079)        (16)
Income taxes....................                         (477)        529
Other...........................                       (1,118)        341
                                                       -------     -------
Net cash provided by (used in)
 operating activities...........                         (610)      8,841

Cash flows from investing activities:
Purchase of property and equipment                    (15,821)     (8,809)
Investment in unconsolidated subsidiaries                (761)          -
Proceeds from sale of investment                        1,624           -
Repayments/(advances) of
 notes receivable...............                         (351)      3,009
Project development costs.......                       (1,850)          -
Other...........................                       (1,515)          -
                                                       -------     -------
Net cash used in investing activities                 (18,674)     (5,800)

Cash flows from financing activities:
Final distribution to former
 general and limited partners...                            -        (490)
Repayments of short-term notes payable                      -      (1,845)
Proceeds from long-term debt....                       28,124           -
Repayments of long-term debt....                       (9,324)     (1,576)
Other...........................                         (908)          -
                                                       -------     -------
Net cash provided by (used in)
 financing activities...........                       17,892      (3,911)
                                                       -------     -------

Net increase (decrease) in cash
 and cash equivalents...........                       (1,392)       (870)
Cash and cash equivalents
 at beginning of period.........                        6,374       2,178
                                                       -------     -------
Cash and cash equivalents
 at end of period...............                  $     4,982 $     1,308
                                                       =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
March 31, 1995
(Unaudited)

Note 1.  Financial Statements

     The accompanying condensed consolidated financial statements have not been examined by independent certified public accountants but, in the opinion of management, reflect all adjustments of a normal recurring nature and necessary for a fair presentation of the financial position and results of operations of Evergreen Healthcare, Inc. and its subsidiaries (the "Company") in accordance with generally accepted accounting principles. The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results for the year ending June 30, 1995 ("fiscal 1995"). These consolidated statements should be read in conjunction with the audited consolidated and combined financial statements, and the notes thereto, contained in the Company's
Annual Report on Form 10-K for the year ended June 30, 1994, as filed with the Securities and Exchange Commission.

     Certain reclassifications of prior year amounts have been made to conform to the fiscal 1995 presentation.


Note 2.  Commitments and Contingencies

Internal Revenue Service Audit

     The Internal Revenue Service ("IRS") is conducting an audit of the Company's income tax returns for fiscal years 1989 through 1992 and has proposed adjustments, challenging various deductions taken by the Company in those years. The Company believes that the IRS' proposed adjustments are without merit and intends to vigorously defend its position with the IRS. Management believes that allowances are adequate for additional income taxes, if any result from the IRS audit, and that the ultimate resolution of this matter will not have a material adverse effect on the financial position of the Company.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

GENERAL

     At March 31, 1995, the Company operated 79 long-term care facilities (21 owned, 44 leased, and 14 managed). At March 31,
1994, the Company operated 58 facilities (five owned, 43 leased and 10 managed). The increase in facilities since March 31, 1994 is due to the addition of 14 facilities (12 owned and two leased) in Illinois, pursuant to an acquisition consummated by the Company in June
1994, and an increase in the number of managed facilities due to the acquisition of certain management contracts.

     The Company derived approximately 64% and 69% of its net patient/resident revenue from Medicaid, 16% and 14% from Medicare and 20% and 17% from private pay sources for the nine months ended March 31, 1995 ("fiscal 1995 period") and the year ended June
30, 1994 ("fiscal 1994"), respectively. The Company typically receives a higher rate for services to private pay and Medicare patients than for services to Medicaid patients. Changes in the mix of the Company's patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, can significantly affect the revenues and profitability of the Company's operations. There can be no assurance that the Company will continue to maintain or improve its current payor and revenue mix.
In addition, any changes in reimbursement levels under Medicaid, Medicare or private payor programs and any changes in applicable government regulations could significantly affect the profitability of the Company.

     Governmental programs such as Medicaid and Medicare are subject to state and Federal statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the rate of payments to facilities operated by the Company. There can be no assurance that payments under governmental payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs of providing services to patients eligible for assistance under such programs. Various cost containment measures adopted by governmental pay sources, including the Omnibus Budget Reconciliation Act of 1993, have begun to limit the scope and amount of reimbursable healthcare expenses, and additional measures, including measures that have already been proposed in the states in which the Company operates, may be adopted in the future as state and Federal governments attempt to control escalating healthcare costs.

     In August 1994, the State of Indiana adopted regulations (the
"New Regulations") which reclassify and reduce reimbursement rates for both basic skilled nursing facility services ("per diem reimbursement rates") and non-routine billable supplies (primarily medical supplies and oxygen supply services) into a single skilled nursing facility rate. The Company's net patient revenues attributable to per diem reimbursement rates and non-routine billable supplies for Indiana Medicaid patients accounted for approximately 20% and 30% of the Company's total net revenues in the fiscal 1995 period and fiscal 1994, respectively. The State of Indiana is currently revising reimbursement rates in order to implement the New Regulations.
The Company estimates that annual revenues for Indiana Medicaid patients will be reduced by approximately $8 million as a result of the New Regulations. Until the Company receives notice of the revised rates for its Indiana facilities from the State of Indiana, however, there can be no assurance the Company has accurately estimated the impact of the New Regulations on its revenues.

     In anticipation of these changes in reimbursement rates, the Company has renegotiated prices with vendors, adjusted staffing levels, reduced other operating expenses and made other organizational changes to mitigate the impact of such changes on its operating results. The State of Indiana implemented regulations in February 1995 which allow for additional reimbursement for patients with certain higher acuity ("subacute") conditions pursuant to an "extensive care rate". The Company is in the process of evaluating which Indiana facilities will be eligible to receive the extensive care rate. If eligible, the Company's revenues would be higher for such subacute patients than they otherwise would be under the New Regulations, although the Company is unable to reliably quantify any such effect on its revenues.

     Effective January 1994, the State of Illinois adopted a regulation which froze all Illinois Medicaid reimbursement rates for a period of 18 months and also increased the payment cycle of Medicaid reimbursement from approximately 120 to 180 days.
Although upon implementation the new regulation adversely impacted the Company's liquidity, the Company is still able to receive rate increases during this 18 month period for changes in nursing costs provided that there is at least a 25% turnover of a facility's Medicaid residents. Since July 1994, the payment cycle has averaged 120 days for a majority of the Company's Illinois facilities.


RESULTS OF OPERATIONS

     Patient/resident service revenues increased for the three and nine months ended March 31, 1995 ("fiscal 1995 periods") by $11.6 million or 33% and $34.2 million or 33%, respectively, as compared to the three and nine months ended March 31, 1994 ("fiscal 1994 periods"). The revenues attributable to the 14 facilities acquired in June 1994 accounted for $9.4 million or 81% and $28.5 million or 83% of the total increase when comparing the three and nine month fiscal 1995 periods to the comparable fiscal 1994 periods.
Approximately $2.2 million or 19% and $5.5 million or 16% of the increase when comparing the fiscal 1995 periods to the fiscal 1994 periods relates to revenues attributable to other acquisitions, including the acquisition of a controlling interest in Alternative Living Services, Inc. ("ALS") made during the latter part of the second quarter of fiscal 1994. For the three and nine months ended March
31, 1995, the Company also experienced increased pharmacy revenues of $1.1 million and $1.3 million, increased ancillary service revenues at the Company's facilities outside of the State of Indiana of $465,000 and $1.6 million and increases in Medicaid rates at the Company's Mississippi facilities of approximately $480,000 and $1.7 million, offset by decreased ancillary service revenues as a result of implementation of the New Regulations in Indiana of $2.0 and $5.0 million, respectively.

     Property operations expense increased $9.0 million or 34% and $25.6 million or 34%, respectively, for the three and nine month fiscal 1995 periods as compared to the comparable fiscal 1994 periods. The increase was primarily attributable to the operations of the 14 facilities acquired in June 1994, which comprised $6.8 million or 76% and $20.4 million or 80% of the total increase when comparing the fiscal 1995 periods to the fiscal 1994 periods. Approximately $1.6 million or 18% and $3.8 million or 15% of the increase when comparing the fiscal 1995 periods to the fiscal 1994 periods relates to operations attributable to other acquisitions, primarily ALS, made during the latter part of fiscal 1994. For the three and nine months ended March 31, 1995, ancillary expenses in the Indiana facilities increased $500,000 due to prior period billings based upon re-negotiated vendor contracts due to the changes made in Indiana reimbursement. The remaining $900,000 or 4% of the nine month increase is primarily due to hiring higher skilled levels of nursing in the first quarter to accommodate the increased acuity levels of residents being admitted to the Company's Mississippi facilities.

     Lease expense increased $164,000 or 4% and $1.0 million or 8%, respectively, in the three and nine month fiscal 1995 periods as compared to the comparable fiscal 1994 periods primarily as a result of the leased facilities acquired in acquisitions in fiscal 1994.

     General and administrative expenses decreased $344,000 or 12% and increased $25,000, respectively, in the three and nine month fiscal 1995 periods as compared to the comparable fiscal
1994 periods. Approximately $290,000 and $1.0 million of general and administrative expenses incurred in the fiscal 1995 periods were attributable to ALS, as ALS has separate corporate office functions. General and administrative expenses decreased $634,000 and $975,000 in the fiscal 1995 periods as compared to the fiscal 1994 periods as a result of the consolidation of corporate overhead functions due to previous acquisitions. General and administrative expenses as a percent of operating revenue decreased to 5.2% and 6.0% for the three and nine months ended March 31, 1995 as compared to 7.9% and 8.0% for the comparable fiscal 1994 periods, respectively.

     Depreciation and amortization expense increased $850,000 or 125% and $2.1 million or 105%, respectively, in the three and nine month fiscal 1995 periods as compared to the comparable fiscal
1994 periods as a result of depreciation incurred on the facilities and equipment acquired in June 1994 as well as the amortization of a non-compete agreement related thereto.

     During the second quarter of fiscal 1995, the Company disposed of its investment in Forum Group, Inc. stock and recorded a gain on the sale of this investment of approximately $1.6 million.

     Income tax expense for the nine month fiscal 1994 period included $400,000 provided for the 1989 through 1992 IRS examinations as well as other tax years still subject to audit.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995 the Company had $5.0 million in cash, repurchase agreements, and short-term certificates of deposit as compared to $6.4 million at June 30, 1994. The Company's current ratio was 1.34 at March 31, 1995 and 1.14 at June 30, 1994. The
Company used $610,000 in net cash from operating activities in the nine months ended March 31, 1995, primarily to meet the working capital needs of the 14 Illinois facilities acquired in June 1994. This need was anticipated by the Company at the time of the acquisition due to the lengthy Illinois Medicaid payment cycle. The Company generated $8.8 million in cash from operating activities for the nine months ended March 31, 1994, primarily as a result of income from operations.

     The Company has a $45.0 million revolving credit facility, to be used for acquisitions, and a $10.0 million working capital facility (collectively, the "Credit Facility") with a syndicate of banks, led by National City Bank, Indiana. In June 1994, the Company borrowed approximately $7.7 million on the acquisition line to fund, in part, the acquisition of 14 facilities in Illinois. This borrowing was repaid in March 1995 using proceeds from the Refinancing discussed below.
The acquisition line of the Credit Facility (i) bears interest at the prime rate plus 1/4%; (ii) is collateralized by a first security interest in each healthcare facility acquired with the proceeds of the Credit Facility together with an assignment of leases or rental associated therewith;
and (iii) matures on June 7, 1996, with each advance thereunder maturing 10 months from the date of its funding. At March 31, 1995, the Company had $10.0 million available under the working capital facility. The Credit Facility contains certain covenants which, among other things, require the Company to maintain certain financial ratios and impose certain restrictions on the Company.

     On March 24, 1995, the Company refinanced six of its nursing home facilities (the "Refinancing"), including the facilities held as collateral under the Credit Facility acquisition line. Pursuant to the Refinancing the Company borrowed $16.5 million pursuant to term notes bearing interest at 10.724% and providing for monthly principal and interest payments over a 25 year amortization term with optional balloon payments at the end of seven years. Additional principal payments on these notes may be made, at the Company's option, in accordance with a prepayment schedule. The Company used the proceeds from the Refinancing to pay down the $7.7 million borrowed under the Credit Facility acquisition line as well as amounts borrowed under the working capital facility.

     The Company, through ALS, acquired a joint venture interest in an assisted-living facility that is encumbered by a first and second mortgage note. The first mortgage note was entered into September
1989 for $5.5 million, calls for monthly principal and interest payments, and bears interest at a fixed rate of 8.8% until August
1995, then varies at a rate based upon 2% over prime. The note is payable in full in August 1997. The second mortgage note was entered into September 1994 for $1.0 million, calls for monthly principal and interest payments and bears interest at 8.1% until August 1995, then varies at a rate based upon .75% over prime.

     On March 31, 1995, ALS purchased an assisted-living facility in Sarasota, Florida. The purchase price was paid $1.0 million in cash and $5.0 million in notes payable to the seller, including (i) a promissory note for $4.2 million bearing interest at 11% and due May
31, 1995 in a balloon payment and (ii) a mortgage note of $1.0 million requiring quarterly payments of interest only through March
1996 and quarterly principal and interest payments thereafter.  The
$1.0 million note bears interest at a fixed rate of 8% until March 1996, then varies at a rate of 1% over the prime rate, and is payable in full March 2000.

     Net accounts receivable were $26.6 million at March 31, 1995 compared to $18.4 million at June 30, 1994. Net accounts receivable at March 31, 1995 and June 30, 1994 included receivables from third party reimbursement programs, primarily Medicaid and Medicare settlements, of $3.0 and $2.0 million or 11%, respectively, of total net accounts receivable. Medicare settlements represent the difference between the revenues recognized using expected final reimbursement rates and amounts received based on interim reimbursement rates. The Company's days of outstanding net patient revenues in net accounts receivable were 37 and 35 days at March 31, 1995 and June 30, 1994, respectively. The allowance for doubtful accounts was $875,000 and $425,000 at March 31, 1995 and June 30, 1994, respectively. These amounts represent approximately 3% of gross residents' accounts receivable at March
31, 1995 and June 30, 1994, respectively.

     On May 13, 1994, the Company agreed to make a working capital loan of up to $3.0 million to an unrelated third party for whom the Company provides management services. At March 31, 1995 and June 30, 1994, $1.75 million and $1.5 million had been advanced under this loan, respectively.

     The Company's existing operations are not expected to be capital intensive. The Company expended approximately $1.7 million for renovations and refurbishments at existing facilities during the nine month fiscal 1995 period. ALS expended approximately $7.0 million, as discussed above, to purchase an assisted-living facility in Florida in the third quarter of fiscal 1995. In addition, approximately $5.7 million was advanced to ALS to assist in funding a joint venture partnership which plans to construct a minimum of eight new assisted living/Alzheimer's care facilities over the next three years. The Company also has commitments to invest an additional
$250,000 in ALS by June 1995. ALS also invested an additional $1.4 million in the assets of the joint venture. The Company believes that its existing cash resources and funds generated from operations are adequate to finance such capital commitments and its working capital requirements.

     During the second quarter of fiscal 1995, the Company received approximately $1.6 million from the sale of an investment in the stock of Forum Group, Inc.

     The governmental budgetary constraints and legislative and regulatory initiatives discussed elsewhere herein, particularly those in Indiana and Illinois, may change the reimbursement rates and timing of payments under the Medicaid and Medicare programs. Although these changes will likely have an adverse effect on the Company's future operating results, the Company is unable to quantify reliably that effect in part because the Company is implementing certain organizational and operational changes to mitigate the effect of any such legislative and regulatory changes, such as renegotiating prices with vendors, reducing staffing levels and operating expenses, refocusing its marketing efforts and redirecting the provision of its specialized and subacute care and rehabilitation services.

     Because of the foregoing and other factors which may affect the Company's operating results, the Company's historical financial performance should not be considered to be a reliable indicator of its future performance.

                       PART II OTHER INFORMATION


Item 5.  Other Information

     Agreement to Merge with GranCare, Inc. As of May 2, 1995, the Company entered into a definitive agreement (the "Merger Agreement") to merge with GranCare, Inc. ("GranCare"), a New York Stock Exchange-listed company and provider of specialty medical services and nursing home care. Under the terms of the Merger Agreement, each share of the Company's common stock outstanding immediately prior to the consummation of the merger will be converted into the right to receive .775 shares of GranCare's common stock. On a fully diluted basis, shareholders of the Company will own approximately 35% of GranCare following the merger. The merger will be accounted for as a pooling of interest and is intended to qualify as a tax-free reorganization.

     The merger has been approved by the Boards of Directors of both the Company and GranCare, but is subject to the approval of the Company's and GranCare's shareholders and is subject to certain regulatory approvals. The Merger Agreement is subject to the termination by either the Company or GranCare if the merger is not consummated on or before September 30, 1995 or if the requisite
Company or GranCare shareholder approvals are not obtained. In addition, the Merger Agreement may be terminated under certain other circumstances by either the Company or GranCare, including circumstances under which one of the parties may be entitled (i) to receive from the other party a termination fee of $4 million and (ii) to exercise an option to purchase 19.9% of the then outstanding shares of common stock of the other party at an exercise price equal to the last sales price for such shares reported on the New York Stock
Exchange on May 2, 1995.

     The foregoing information is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached hereto as Exhibit 28.1, which is incorporated herein by this reference.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit Index

          10.1 Promissory note dated March 23, 1995 by and between EH Acquisition Corp. III and Health Care
               Capital Finance, Inc.

          10.2 Schedule setting forth (a) promissory notes substantially identical to Exhibit 10.1 and (b) the material differences between such agreements.

          10.3 Loan Agreement dated March 23, 1995 by and between EH Acquisition Corp. III and Health Care
               Capital Finance, Inc.

          10.4 Schedule setting forth (a) loan agreements substantially identical to Exhibit 10.3 and (b) the material differences between such agreements.

          27.1 Financial Data Schedule for the nine months ended March 31, 1995.

          28.1 Agreement and Plan of Merger Among GranCare,
               Inc., GW Acquisition Corp. and Evergreen
               Healthcare, Inc. dated as of May 2, 1995.

     (b) The Company filed the following reports on Form 8-K on the following dates:

          None.

                         SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.





     Date                                 Signature


May 12, 1995       By:                 /s/Keith J. Yoder
                                         Keith J. Yoder,
                         Vice President and Chief Financial Officer
                                    (Authorized Officer)